Form 10-K
period 2008-12-31
Lehman Mortgage Trust 2008-6
filed 2009-03-27
CIK 1443002

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2008

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-139693-27

      Lehman Mortgage Trust 2008-6
      (exact name of issuing entity as specified in its charter)

      Structured Asset Securities Corporation
      (exact name of the depositor as specified in its charter)

      Lehman Brothers Holdings Inc.
      (exact name of the sponsor as specified in its charter)



  Delaware                                74-2448058
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)



  745 Seventh Avenue
   New York, NY                                10019
  (Address of principal executive             (Zip Code)
  offices)


 Telephone number, including area code: (212) 526-7000



  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X




  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   X

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Not applicable.


  Item 1A.     Risk Factors.

               Not applicable.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Not applicable.


  Item 3.      Legal Proceedings.

               Not applicable.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Not applicable.


  Item 6.      Selected Financial Data.

               Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Not applicable.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.


  Item 8.      Financial Statements and Supplementary Data.

               Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Not applicable.


  Item 9A.     Controls and Procedures.

               Not applicable.


  Item 9A(T).  Controls and Procedures.

               Not applicable.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Not applicable.


  Item 11.     Executive Compensation.

               Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Not applicable.


  Item 14.     Principal Accounting Fees and Services.

               Not applicable.




  ADDITIONAL DISCLOSURE ITEMS PURSUANT TO GENERAL INSTRUCTION J


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

None.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

None.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

Lehman Brothers Special Financing Inc. provides an Interest Rate Cap Agreement for the trust as disclosed in the 424 Prospectus. No additional disclosure is necessary because the significance percentage for the Interest Rate Cap Agreement is less than 10%.



Item 1117 of Regulation AB, Legal Proceedings.

On September 15, 2008, Lehman Brothers Holdings Inc. (the Sponsor and the Seller) filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (In re Lehman Brothers Holdings Inc., 08-13555, U.S. Bankruptcy Court, Southern District of New York (Manhattan)). Lehman Brothers Bank, FSB (an Originator) is a wholly-owned subsidiary of Lehman Brothers Holdings Inc. Aurora Loan Services LLC (a Servicer and the Master Servicer) is a wholly-owned subsidiary of Lehman Brothers Bank, FSB. Neither Lehman Brothers Bank, FSB nor Aurora Loan Services LLC are subject to the Lehman Brothers Holdings Inc. Bankruptcy Proceedings, nor are they the subject of any type of insolvency proceeding.

On February 9, 2009, Structured Asset Securities Corporation (the Depositor) filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (In re Structured Asset Securities Corporation, 09-10558, U.S. Bankruptcy Court, Southern District of New York (Manhattan)).

On October 3, 2008, Lehman Brothers Special Financing Inc. (a Cap Counterparty) filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (In re Lehman Brothers Special Financing Inc., 08-13888, U.S. Bankruptcy Court, Southern District of New York (Manhattan)).

On January 26, 2009, the Office of Thrift Supervision (the "OTS") issued a Cease and Desist Order No. NE-09-02. On February 4, 2009, the OTS issued a Prompt Corrective Action Directive, Order No. NE-09-03 (together with the Cease and Desist Order, the "Enforcement Actions") notifying Lehman Brothers Bank, FSB (an Originator) (the "Bank") that it was "significantly undercapitalized". The Enforcement Actions required, among other matters, the submission to the OTS of an acceptable capital restoration plan, a strategic plan, and a liquidity management plan, and contained other regulatory directives, including but not limited to a prohibition of any new commercial loan commitments, as well as restrictions on transactions with affiliates, brokered deposits, asset growth, capital distributions, and contractual arrangements involving compensation. On February 11, 2009, Lehman Brothers Holdings Inc. filed a motion with the Bankruptcy Court requesting approval to provide additional capital to the Bank. On February 17, 2009, the Bankruptcy Court granted such approval, and on February 27, the Bank entered into an agreement with Lehman Brothers Holdings Inc. to provide such additional capital. Aurora Loan Services LLC (a Servicer and the Master Servicer) is a wholly-owned subsidiary of the Bank and, as such, could be indirectly impacted by such proceedings.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 has been omitted from this annual report on Form 10-K because it is materially the same information as has been provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933 under the same Central Index Key (CIK) code as this annual report on Form 10-K.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

Reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports are attached hereto under Item 15.

The Report on Assessment of Compliance with Servicing Criteria for 2008 prepared by Bank of America, National Association ("Bank of America"), as successor by merger to LaSalle Bank National Association, and attached to this Report on Form 10-K describes in Appendix B thereto the following material instance of noncompliance related to investor reporting:

1122(d)(3)(i)(A) and (B) - During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material.

In this transaction, Bank of America served as custodian. Please note that this additional disclosure does not relate to Bank of America's custodial Servicing Criteria under Item 1122.



Item 1123 of Regulation AB, Servicer Compliance Statement.

Servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4) Trust Agreement dated as of August 1, 2008, among Structured Asset Securities Corporation, as Depositor, Wells Fargo Bank, N.A., as Trustee and Aurora Loan Services LLC, as Master Servicer (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on September 12, 2008, Commission File Number 333-139693-27, CIK Number 0001443002).

  (10) Incorporated by reference as Exhibit (4).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Aurora Loan Services LLC as Servicer
    33.2 Aurora Loan Services LLC as Master Servicer
    33.3 Bank of America, National Association, as successor by merger to LaSalle Bank
    National Association as Custodian
    33.4 Newport Management Corporation as Sub-Contractor for Aurora Loan Services LLC
    33.5 U.S. Bank National Association as Custodian
    33.6 Wells Fargo Bank, N.A. as Trustee
    33.7 Westlake Settlement Services, LLC as Sub-Contractor for Aurora Loan Services LLC



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Aurora Loan Services LLC as Servicer
    34.2 Aurora Loan Services LLC as Master Servicer
    34.3 Bank of America, National Association, as successor by merger to LaSalle Bank
    National Association as Custodian
    34.4 Newport Management Corporation as Sub-Contractor for Aurora Loan Services LLC
    34.5 U.S. Bank National Association as Custodian
    34.6 Wells Fargo Bank, N.A. as Trustee
    34.7 Westlake Settlement Services, LLC as Sub-Contractor for Aurora Loan Services LLC



   (35) Servicer compliance statement.



    35.1 Aurora Loan Services LLC as Servicer
    35.2 Aurora Loan Services LLC as Master Servicer



   (b) Exhibits identified in paragraph (a) above.

   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Lehman Mortgage Trust 2008-6
   (Issuing Entity)

   Aurora Loan Services LLC
   (Master Servicer)

   /s/ E. Todd Whittemore
   E. Todd Whittemore, Executive Vice President
   (Senior Officer in charge of the servicing function of Aurora Loan Services LLC, in its capacity as master servicer)

   Aurora Loan Services LLC, as Master Servicer


    Date:   March 27, 2009



  Exhibit Index

  Exhibit No.


   (4) Trust Agreement dated as of August 1, 2008, among Structured Asset Securities Corporation, as Depositor, Wells Fargo Bank, N.A., as Trustee and Aurora Loan Services LLC, as Master Servicer (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on September 12, 2008, Commission File Number 333-139693-27, CIK Number 0001443002).

   (10) Incorporated by reference as Exhibit (4).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Aurora Loan Services LLC as Servicer
    33.2 Aurora Loan Services LLC as Master Servicer
    33.3 Bank of America, National Association, as successor by merger to LaSalle Bank
    National Association as Custodian
    33.4 Newport Management Corporation as Sub-Contractor for Aurora Loan Services LLC
    33.5 U.S. Bank National Association as Custodian
    33.6 Wells Fargo Bank, N.A. as Trustee
    33.7 Westlake Settlement Services, LLC as Sub-Contractor for Aurora Loan Services LLC


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Aurora Loan Services LLC as Servicer
    34.2 Aurora Loan Services LLC as Master Servicer
    34.3 Bank of America, National Association, as successor by merger to LaSalle Bank
    National Association as Custodian
    34.4 Newport Management Corporation as Sub-Contractor for Aurora Loan Services LLC
    34.5 U.S. Bank National Association as Custodian
    34.6 Wells Fargo Bank, N.A. as Trustee
    34.7 Westlake Settlement Services, LLC as Sub-Contractor for Aurora Loan Services LLC


   (35) Servicer compliance statement.



    35.1 Aurora Loan Services LLC as Servicer
    35.2 Aurora Loan Services LLC as Master Servicer
